Form 10KSB
period 2001-06-30
I3DX COM
filed 2001-11-27
CIK 1098689

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended June 30, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _______________

                           Commission File No. 028049

                                   ORASEE CORP
                ------------------------------------------------
                 (Name of Small Business Issuer in its charter)

                     Nevada                              88-0429263
      -------------------------------------     -----------------------------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)

                 4850 River Green Parkway, Duluth, Georgia 30096
            -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (770) 497-0727

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                      Class A Common Stock, par value $.01
                      Class B Common Stock, par value $.01
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] Yes [x] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year: $279,774

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $551,244 based upon the last sale price on June 21, 2001.

The number of shares of common stock outstanding as of October 31, 2001:
61,829,870

Transitional Small Business Disclosure Format (Check one): Yes ____; No __x__

                                     PART I

Item 1.           Description of Business

         Inception. Orasee Corp. (the "Company" or "Orasee") was incorporated under the laws of the State of Nevada on June 18, 1999 as 3-Dx.com, with its name changed to i3Dx.com as of August 16, 1999, and further to Orasee Corp. effective November 22, 2000.

         Orasee Corp. is a privately held corporation based in Duluth, Georgia. Orasee's technologies are focused on the Human Visual System and three-dimensional depth of field with specialization in software development and the design and manufacture of optical materials for use in the Graphic Arts/Printing Industry, Security Identification, Medical Imaging and Satellite Imaging.

         Orasee Corporation develops state-of-the-art imaging technology with which three dimensional and motion imagery can be produced by a multitude of end user customers. Orasee markets its technology as complete "turn-key" imaging solutions which enable customers to control all steps in the image creation and production processes. To do this Orasee develops and/or manufactures all the integrated components of its imaging systems including imaging software, various application specific procedures and optical-grade lenticular material, which it markets under the trademark MicrOptical Material.

         Orasee's technology is applicable to a variety of markets including:

           . Graphic Arts/Printing - currently in production and distribution . Apparel - in R&D phase
           .  Small Office Home Office (SOHO) - in R&D phase
           .  Medical Imaging - in test marketing phase
           .  Security Imaging - in R&D phase
           .  Visual Intelligence - in R&D phase

         The complete imaging solution that Orasee has developed for Graphic Arts/Printing market is the "Orasee Imaging System(TM)" (patents granted and pending). Using the Orasee Imaging System the end user, such as a commercial printer or graphic artist, may create dynamic images, that include three dimensional and/or motion elements, and output those images on a variety of output devices, including offset presses and wide-format inkjet printers. The resulting printed images may then be viewed in 3D without the use of external viewing aides, such as bi-color glasses.

         Orasee has obtained the global rights to technology developed or acquired by its majority shareholder, Visual Technologies Limited (formerly known as "NimsTec Limited"). The main components of this technology relate to the design and manufacture of optical-grade lenticular materials.

         Orasee has developed new software and procedures for producing 3D and motion imagery using ink-based printing technology, such as lithography, flexography and inkjet printing. This new ink-based technology is the foundation of the Orasee Imaging System.

         In this Report, the Orasee technology, procedures and processes are collectively and generically referred to as "3D imaging" or "3D technology."

         Orasee started operations in July of 1999, has minimal revenues and its losses have exceeded its sales. The auditor's report, covering twelve months of operations ending June 30, 2001, states "...the Company has suffered losses from operations since inception, which raises substantial doubt about its ability to continue as a going concern."

         The Company is commercializing its technologies and is currently manufacturing and marketing the following products:

           1. Orasee Imaging System with Orasee Pro v1.0 - this system is being marketed to the Graphic Arts/Printing Industry as a "turn-key" imaging solution for offset lithographic printing, offset web and flexographic printing and wide-format inkjet printing. The system includes:

                 a. Orasee Pro v1.0 imaging software - this software inputs layered files and outputs Interphazed(TM) image files ready for pre-press;
                 b. Pre-Press and Press Procedures - these procedures process the Interphazed image files over a variety of pre-press, image setting and plate setting devices and for a broad range of presses and printers;
                 c. MicroLens Material - optical-grade lens material is available for a variety of applications and output devices. MicroLens Material is described by thickness ("mils")(1/1000 of an inch) and by the number of lenses per lineal inch ("lpi"). Formats currently available, in sheets or rolls, include:
                         i.  8 mil 100 lpi
                        ii.  8 mil 140 lpi
                       iii.  10 mil 100 lpi
                        iv.  10 mil 140 lpi
                         v.  22 mil 60 lpi
                        vi.  23 mil 60 lpi - with self-adhesive liner
                       vii. 11 mil 250 lpi - with or without photographic emulsion.

           2. 3-Dx Medical Fundus Images - hard copy 3D images of the human retina used by ophthalmologists to diagnose eye diseases including the early detection of glaucoma.

           3. 3D prints for the consumer photographic market.

         The Company is developing and/or test marketing imaging solutions for the following markets:

           1. Medical Imaging: Orasee Med v1.0 - Orasee's Medical Imaging solution is currently awaiting FDA 510(k) clearance, and is currently being tested in regional hospitals and cardiac medicine practices. The Orasee Medical Imaging System integrates multiple imaging modalities including: Magnetic Resonance Imaging (MRI), Ultrasound, Computed Tomography (CT), Laser Scanning, Nuclear Medicine (PET/SPECT), Rotational Angiography and Electron, Confocal, & Tunneling Microscopy.
           2. Security Imaging: Orasee's technology has numerous applications regarding secure identity card imagery such as the integration of 3D, motion, signatures, photos, biometric images and other personalized data on one anti-counterfeit card. Research of these applications is in process.
           3. Visual Intelligence: Orasee's technology has applications relative to enhancing satellite imagery which applications are currently undergoing research.

         The Company is a privately held corporation with its majority shareholder being Visual Technologies Limited, a privately held Bermuda corporation. The Company's CEO, Jerry C. Nims, is a minority shareholder in Visual Technologies Limited. For more detail on ownership, see "Item 11 - Security Ownership of Certain Beneficial Owners and Management."

         Product and Technology. Orasee was formed in June of 1999 as a research and development company with the specific purpose to further develop methodologies and processes to mass-produce three-dimensional images that cost-effectively replicate an original image, in either 3D, motion or both. Cost-effective in this instance means a complete and integrated system approach that is competitive with two-dimensional pricing and with comparable ease of implementation. The Company has developed the Orasee Imaging System(TM) to meet these goals relative to the Graphic Arts Industry and is developing other systems as described herein.

         The Orasee Imaging System is currently being distributed to the Graphic Arts/Printing Industry in North America via the Pitman Company, a leading graphic arts supplier in the United States with annual sales exceeding $600 million. Pursuant to the Company's contract with Pitman, Pitman provides onsite training, sales support and technical support to end user customers such as printers and prepress companies. This relationship allows the Company to focus on the research and development of new products and applications.

         While currently developing markets in North America, the Company will eventually market its products globally. However, the Company has begun with the early stages of "direct marketing" its products outside of North America.

         With respect to the medical imaging market, Orasee has established a division, OraseeMed, and a Medical Applications Panel, to research and develop new medical applications. The Panel, comprised of doctors from all specialties of medicine and dentistry, has begun research to evaluate and study the efficacy of 3D in various medical disciplines. OraseeMed's prototype (patent pending) product is the OMIDA(TM) card; (OraseeMed Medical Image Display Acquisition).
                                -         -       -     -       -
OMIDA(TM) is a non-diagnostic system for acquiring, processing, mapping and reproducing multiple images or frames of medical information for display in hardcopy format. OMIDA(TM) illustrates the actual rotation and/or motion of blood flow, beating heart cycles, rest/stress EKG's, etc. The source datasets are generally comprised of slices of data which have been collected from EKG, Nuclear Scan, Angiogram, Ultrasound, MRI, CT Scan, etc. output. When patient data is integrated on the OMIDA(TM) card, the result is a unique means of communication and record keeping in the form of a portable dataset, for use by physicians and patients, which is both visual and dynamic.

         The Company has installed and is beta testing the OMIDA System in both the Chattanooga Heart Institute and Chattanooga Memorial Hospital. The OMIDA System is also in the beta test phase at C.I.M.N. (Centre D'Imagerie Medicale Numerisee), one of Europe's largest private echo clinics based in Paris, France.

         With respect to the Security Imaging industry, in September, 2001, the Company acquired US patent number 4,869,946 - "Tamperproof Security Card" from the Timex Corporation. The patent complements its existing portfolio of security/identification card technologies. The Company is currently developing a prototype anti-counterfeit card.

         The Company is developing the Orasee Visual Intelligence System which delivers near real time three dimensional imagery in hard copy format which can be viewed in 3D without the requirement of viewing aides or devices. The system captures and displays the appropriate depths cues and spatial relationships for enhanced imagery analysis. Current research on this application is focused on enhanced satellite imagery.

         The Company has an Internet website at "www.orasee.com" which explains
                                                 --------------
the Orasee Imaging System in detail.

         Because of the organizational nature of the Company's business, it must be considered a high-risk investment which does not yet have any significant revenues or income.

         The Company owns 67% of the Class A common shares and 100% of the Class B common shares of a subsidiary company called 100percentSports.com ("Sports"). Sports' Class A stock is entitled to 49% of voting control while the Sports Class B stock is entitled to 51% of voting control. Therefore the Company effectively controls Sports. The Class B stock also is entitled to 51% of any dividends and has 51% ownership of Sports' assets. Sports is an Internet sports reporting company that targets its information on a multi-lingual country-specific and athlete-specific basis. Sports is in the start-up phase of its operations. The Company has provided a sub-license of its photographic technology to Sports in consideration for a royalty equal to 5% of Sports' gross sales, paid quarterly. In addition to reporting sports news, Sports will market sports related merchandise including 3D and motion imagery via direct marketing and its online store located on its website ( www.100percentSports.com).

         Ownership and Related Party Transactions. The shares of Orasee are
         ----------------------------------------
substantially owned by Visual Technologies Limited, which is also the licensor of technology to the Company. Visual Technologies Limited's principal shareholders are:

         Jerry C. Nims    32.0%
         L'Ami Foundation 20.6%

         AS A PRACTICAL MATTER, VISUAL TECHNOLOGIES LIMITED SHOULD BE CONSIDERED A CONTROLLING ENTITY OF THE COMPANY.

         Since formation, the Company has received interim financing from Electric & Gas Technology, Inc. and other parties in the aggregate amount of $5,720,949 as discussed below.

         License Agreement. The Company entered into an exclusive licensing contract for the technology with Visual Technologies Limited as of June 30, 1999 covering the territory of the United States, Canada, and Mexico. This license agreement was terminated effective June 1, 2001 pursuant to a Termination Agreement which granted Orasee global rights to use Visual Technologies Limited's technology including the right to directly manufacture MicroLens Material. As partial compensation for the termination, Visual Technologies Limited will receive 50% equity ownership in all new ventures and all new technology developed by Orasee in perpetuity. In addition, Visual Technologies Limited received 6,000,000 Class A shares of the Company's common stock, $350,000 cash to be paid over two years and 303,260 shares of Visual Technologies Limited stock held by the Company.

         Majority Shares. Visual Technologies Limited has acquired 30,000,000 shares of the Company's authorized 90,000,000 class "A" common stock, as well as all of the 10,000,000 shares of class "B" common stock in consideration for the transfer of certain equipment and other assets to the Company. In addition, Visual Technologies Limited has received 6,000,000 Class A shares of the Company's common stock in consideration of granting certain technology rights as discussed above under "--License Agreement."

         Suppliers. The Company is not dependent upon any one supplier and all materials are readily available "off-the-shelf" for ink-based technology products. For photographic technology based product the Company has two established sources, AGFA and Ilford AG. The Company believes it has, at a minimum, second source options for all necessary materials.

         Competition. While the Company regards the processes and the specialized film material as unique and proprietary, it should be noted that the actual processing of the materials is not protected by existing patent applications. However, the Company believes its ink-based printing technology is protected by patents granted and pending. As a result, it may be possible for other companies to replicate and produce a substantially similar product using a modified and unprotected processing procedure. Additionally, there are other companies which produce 3-D images using different technology and techniques. While the Company does not believe that the quality or variety of the competitive processing is equivalent to the Company's processes, there is substantial competition in this market sector and the Company does not claim any exclusivity as to the general 3-D imaging market or products. Moreover, various other companies which are substantially larger and better capitalized may be able to dominate the markets in which the Company currently operates. The Company is not aware of the Company's current market share but believes it to be minimal.

         With respect to competition for the Orasee Imaging System the Company is not aware of another company that offers software, printing procedures and optical-grade plastic to the marketplace in an integrated system. Further, to the Company's knowledge, no other company both manufactures plastic and develops imaging software for use with the plastic.

         Employees. The Company had 16 full-time employees and one part-time employee, exclusive of management as of October 31, 2001.

         Segment Analysis. As a development stage start-up company, management does not believe that it has sufficient revenues to be able to analyze or project in any categorical or quantitative matter the relative percentage of revenues from the general sectors of the Company's business. It does appear from the very limited revenues received to date that the Graphic Arts sector will be the largest sector initially. It is anticipated that as the Company files its anticipated periodic reports as a reporting company, it will be in a position to subsequently have sufficient revenue data to analyze and allocate revenues, costs and other accounting factors by its principal market sectors and products. Further, to date, the Company does not have any measurable foreign market share and can not report sales on a foreign versus domestic basis.

Item 2.    Description of Property

         The Company presently leases its principal office facilities at 4850 River Green Parkway, Duluth, Georgia. These premises consist of administrative and manufacturing area of approximately 33,000 square feet. The property is held under a seven year lease at a monthly lease rate of $18,000, with no right of renewal. There are five years remaining under the lease. The Company believes that its facilities are in good condition and are suitable and adequate to meet its current needs.

Item 3.    Legal Proceedings

         There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company or any of its subsidiaries are contemplated or threatened.

Item 4.    Submission of Matters to a Vote of Security Holders

         During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders.


                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

         There is no public or other trading market for the Company's shares of common stock, and no assurance can be given that any market will develop or, if developed, be sustained. The Company does not have a price range for its securities, as it has not issued any publicly traded stock to date. As of June 30, 2001, there were 61,829,870 shares of class A common stock outstanding held by 33 holders of record and 10,000,000 shares of class B common stock outstanding held by one holder of record.

         As of October 31, 2001, the Company had a total of 4,476,030 shares
                                                            ---------
subject to unexercised options, warrants or other stock rights as previously described. If exercised, the resulting shares would constitute 6.8% of the then issued and outstanding shares. It is anticipated these shares would be eligible for sale under Rule 144 approximately one year after being issued and presuming the Company has current public information available.

         The Company currently has approximately 40,197,619 issued shares available for sale under Rule 144, if the company were to complete this registration and have adequate current public information so that sales could be completed under Rule 144.

         No broker/dealers or others acting as potential market makers have made any commitment to maintain or to initiate a trading market in the Company's stock. The Company's longer term objective would be to attempt to meet, as soon as possible, the listing requirements for Nasdaq "small cap" status and be traded on that market, though no assurance or warranty whether or when such qualification will be met, can be given.

         The Company does not presently pay any dividends and does not anticipate paying dividends for the foreseeable future. Currently the Company has no earnings from which to pay dividends and any future earnings are anticipated to be reinvested. The Company intends to retain all earnings for growth purposes. The Company was only recently organized, in June, 1999, and has not had any formal shareholder meetings since such organization. To the best knowledge of the Company, there are no pending shareholder matters or proposed items to be included in any special or general meeting of shareholders, nor has any such meeting been requested.

Recent Sales of Unregistered Securities

         In June 2001, the Company issued 9,000,000 shares of Class A Common Stock to _____ accredited investors in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The consideration received by the Company for the sale of these securities consisted of cash. The total cash proceeds received by the Company was approximately $1,206,000 which were used for working capital.

Item 6.    Management's Discussion and Analysis or Plan of Operation

         The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in the Form 10-KSB.

         Various information included in this Section, as well as other parts of this Report, include forward looking statements. These statements are based on management's beliefs and assumptions, particularly related to certain projected economic results, and upon information currently available to management. Forward looking statements include the information concerning possible or assumed future results of operations by the Company set forth under such headings as "Dividend Policy," and "Management's Discussion and Analysis." Forward looking statements also include statements in which we use words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," or similar expressions indicating an intended but unknown future result. Each party relying upon this registration should understand that these constitute merely management's best projections of future results and should not be relied upon as an assurance or warranty of future results in any manner.

         The Company has produced and shipped product to its Graphic Arts/Printing, Medical Imaging and Consumer Photo markets. However, due to the short period of time from inception to date, the sales volumes have been limited. As a result, the Company's Financial Statements, to date, reflect limited revenues without net earnings.

Changes in Financial Condition

         The balance of current assets at June 30, 2001 was $634,486, compared to a balance of $605,949 at June 30, 2000. The balances of current liabilities were $950,437 and $94,957 for the same periods respectively. Total assets at June 30, 2001 were $4,169,889, compared to total assets of $4,143,215 at June 30, 2000.

         The increase in current assets at June 30, 2001 over June 30, 2000 was due primarily to the increase of inventory from $89,269 to $230,187, an increase of $140,918, or 158% partially offset by a $28,153 decrease in cash and a $50,000 decrease in prepaid assets. The increase in inventory was a result of the purchase of raw materials and manufacture of finished goods.

         The balance of current liabilities at June 30, 2001 was $950,437 compared to $94,957 at June 30, 2000. The increase of $855,480, or 900%, was due primarily to the re-classification of a $500,000 debenture as a current liability which had been classified as long term debt in the previous year. Current liabilities at June 30, 2001 also increased by $230,000 as a result of a payable to a related party for license rights as described in "Item 1 - Description of Business--License Agreement". Accounts payable increased $137,117, or 165%, from $83,330 at June 30, 2000 to $220,437 at June 30, 2001.
The increase was primarily due to the expanded operations of the Company.

         The increase in total assets at June 30, 2001 over June 30, 2000 was due primarily to the increase of license rights from $373,332 to $938,249, an increase of $564,917, or 151%. The Company purchased no equipment during the year ended June 30, 2001.

Results of Operations

         As noted above, the Company has very limited revenues to date. However, the Company has completed its website and is pursuing its marketing activities as described above.

Comparison of Years Ended June 30, 2001 to June 30, 2000

         Net Sales

         Net sales for the year ended June 30, 2001 were $279,774 compared to $335,291 for the year ended June 30, 2000, resulting in a decrease of $55,517, or 17%, which was attributable to the reallocation of resources to the research and development of new products.

         Cost of Goods Sold

         Cost of goods sold for the year ended June 30, 2001 was $133,362, or 48% of net sales, compared to $115,550, or 34.5% of net sales, for the year ended June 30, 2000, resulting in gross profit of $146,412, or 52%, of net sales for the year ended June 30, 2001 compared to $219,741, or 65.5% of net sales for the year ended June 30, 2000. The increase in the cost of goods sold as a percentage of net sales for the year ended June 30, 2001 is attributable primarily to the introduction of new product lines.

         Operating Expenses

         General and Administrative. General and administrative expenses for the year ended June 30, 2001 were $1,609,153, or 575% of net sales, compared to general and administration expenses of $751,221, or 224.1% of net sales, for the year ended June 30, 2000. The increase in general and administrative expenses in the year ended June 30, 2001 was due to increased staff, consulting fees and patent work relative to new product lines.

         Research and Development. Research and development expenses for the year ended June 30, 2001 were $1,563,717, or 559% of net sales, compared to research and development expenses of $662,167, or 197.5% of net sales, for the year ended June 30, 2000, resulting in an increase of $901,550, or 136%. The increase in research and development expenses in the year ended June 30, 2001 was due to costs related to new product lines.

         Depreciation and Amortization. Depreciation and amortization expenses for the year ended June 30, 2001 were $370,091, or 132% of net sales, compared to depreciation and amortization expenses of $346,708, or 103.4% of net sales, for the year ended June 30, 2000, resulting in an increase of $23,383, or 6.7%. The increase in depreciation and amortization expenses in the year ended June 30, 2001 was due to the increase in license rights.

         Other Income (Expenses)

         Other Income (Expenses) consists of interest expense and interest income. Interest expense for the year ended June 30, 2001 was $40,000 compared to interest expense of $26,667 for the year ended June 30, 2000, an increase of $13,333, or 50%. This increase is primarily due to a full year of interest being incurred on an outstanding debenture versus a partial year in the previous year. Interest income for the year ended June 30, 2001 was $50,602 compared to $14,941 for the year ended June 30, 2000, an increase of $35,661, or 238%. This increase is primarily due to bank deposit interest earned on equity funds received.

         Income Taxes

         As of June 30, 2001, the Company had approximately $4,514,987 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income. The Company's federal net operating loss carryforwards expire beginning 2020. Certain future changes in the share ownership of the Company, as defined in the Tax Reform Act of 1986, may restrict the utilization of carryforwards.

Inflation

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

Liquidity and Capital Resources

         The Company has received from Electric & Gas Technology, Inc. a total of $1.0 million of interim capital; $500,000 by way of an equity investment and $500,000 by way of a convertible debenture. On February 7, 2001, the Company completed a private placement of shares of its Class A common stock pursuant to which it received approximately $4.0 million of gross proceeds. On June 30, 2001, the Company completed a private placement of shares of its Class A common stock pursuant to which it received approximately $970,000 of gross proceeds and has a stock subscription outstanding in the amount of $236,000. These funds coupled with nominal revenues have been sufficient to meet fixed expenses to the date of this filing and the Company believes that the remaining funds should be sufficient to meet its ongoing operating costs, including such matters as rents, utilities, salaries and other standard costs for approximately a further three month period. It is anticipated, though not warranted, that by the end of this projected interim period, the Company should have sufficient revenues to cover operating costs and would not be required to seek supplemental capitalization or financing to provide for interim operations. It is also anticipated that the Company may, in the near future, seek additional public financing for expansion and growth, but which future financing would be unrelated to this initial operational period.

         The Company is satisfied that its current technology is adequate for at least the next twelve months to meet any demands for product as generally outlined in this Report.

         The Company does not have any anticipation or expectation to purchase or expand plant or equipment during the next twelve months with the exception of the purchase of $252,000 of converting equipment. The Company intends to outsource the manufacture of its optical plastic to one or more toll manufacturers thereby eliminating the usual capital investment in plant and equipment. Further, the Orasee Imaging System makes it possible for third parties to create their own imagery and prints thereby effectively outsourcing the manufacture of finished product to the end users.

         As previously discussed, the Company anticipates its present employee base of 16 employees to increase approximately 20-40% over the next twelve months as anticipated production increases. Orasee has allowed for and believes it will have sufficient capital from the interim financing provided by Electric & Gas Technology, Inc. and other private sources to meet the anticipated increase in payroll from this anticipated employee growth.

         100percentSports is an Internet sports reporting company that targets its information on a country-specific and athlete-specific basis. Sports is in the start-up phase of its operations. The Company has provided a sub-license of its photographic technology to Sports in consideration for a royalty equal to 5% of Sports' gross sales, paid quarterly. Sports will produce and market 3D images via its website and direct marketing. The subsidiary employs a full-time staff of 2 employees and its website can be viewed at www.100percentSports.com.

         The Company does not anticipate any other significant changes in operations or procedures during the next twelve month period.

         Notwithstanding the foregoing, the Company is aware that there are various factors which could adversely affect its anticipated revenues, gross margins and overhead expenses thereby rendering its anticipated ability to operate on its current capital to be insufficient. The Company is exploring various sources of funding should its current capital prove to be insufficient until or unless revenues are adequate to meet operating expenses. The Company may attempt to obtain additional interim financing from Electric & Gas Technology, Inc. and other initial financing participants, though no commitment or obligation exists. Alternatively, the Company may seek to complete an interim additional private placement financing, though no assurance can be given or made that such financing could be raised. Finally, the Company could seek commercial loan sources, though it does not have any present line of credit or financing commitment from any commercial lender.

         All of these factors constitute a significant risk factor if the Company's expenses should exceed those projected for the next twelve months or if anticipated revenues are not sufficient by the end of such period to cover the ongoing operating expenses. The ultimate risk is the Company may be forced to terminate operations should additional financing be required but not be available. There also exists the possibility that other 3-D technologies or processes may adversely impact upon the Company's competitive position and thereby reduce its ability to continue as an ongoing concern. It is believed that all of these specific factors are generally discussed above and in the accountants reservation concerning the Company being a "going concern." See Financial Statements, Note 6 - Going Concern.

         Electric & Gas Technology, Inc. has made an initial capital investment in the Company of $1.0 million, of which $500,000 was invested as of approximately June 30, 1999 for which it received 4,500,000 shares of Class "A" common stock of the Company, and warrants to acquire an additional 2,500,000 class "A" shares at the exercise price of $4.00 per share for a twelve month period. The warrants have since expired without being exercised.

         Electric & Gas Technology, Inc. has also supplied to Orasee $500,000 in the form of a 24 month convertible debenture, bearing interest at 8% annually, and convertible to Orasee Class "A" shares at the conversion rate of $2.00 per share for a 24 month period. This convertible loan was made to the Company as of approximately October 25, 1999. The convertible loan was paid down to $490,000 on October 30, 2001, the interest rate was decreased to 7.5% annually and the date of expiry was extended to December 31, 2002. If converted, the result would cause a reduction of the debt of the Company in exchange for the issuance of 250,000 shares of Orasee stock to Electric & Gas Technology, Inc. at $2.00 per share. Electric & Gas Technology, Inc. has not converted any of the warrants to common shares. The debenture is a general obligation instrument.

         Finally, Electric & Gas Technology, Inc. was issued, as of approximately August 9, 1999, 500,000 24 month warrants exercisable at $1.00 per share as part of the financing commitment of Electric & Gas Technology, Inc. to the Company. These warrants expired on August 8, 2001 without being exercised.

         The funds as received have been employed by the Company primarily for continued development and marketing of the 3-D image processes described in this Report, as well as with the printing equipment and facilities as generally described above.

Item 7.    Financial Statements

         The consolidated financial statements required by this Item are included herewith as a separate section of this Report, commencing on Page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         There have been no disagreements with or changes of the Company's independent accountants.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Executive Officers and Directors

         The executive officers and directors of the Company are:

Name                        Age       Position
----                        ---       --------
Jerry C. Nims LLD           66        Chairman of the Board, CEO, CTO, Treasurer
                            --
Paul F. Peters              38        Director, President
                            --
William Karszes, Ph.D.      56        Director, Chief Operating Officer,
                            --        Executive Vice President, Research &
                                      Development

James Collins               60        CFO
                            --

         All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Directors will be elected at the annual meetings to serve for a term of one year, and until his successor shall have been elected and accepted his election to the board. The Company has not held an annual meeting of stockholders since its inception, although it intends to hold an annual meeting of stockholders in 2002 and in all years in the future. The Company will file proxy materials with the Commission regarding all such meetings. The Company's failure to hold such annual meetings of stockholders has resulted in the Company maintaining the Board of Directors without a vote of stockholders since directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. Additionally, pursuant to Nevada law, if a Nevada corporation fails to hold an annual stockholders' meeting, one or more of its stockholders may apply to a court to order the corporation to have an annual meeting. Accordingly, one of the Company's stockholders may apply to a court to order the Company to have an annual meeting. The Company's failure to hold annual stockholders' meetings also will cause the Company not to meet initial listing requirements on many stock exchanges, which vary depending upon the exchange.

         The business experience of each of the persons listed above during the past five years is as follows:

         Jerry C. Nims, LL.D. Mr. Nims is the founder of the Company and acts as its Board Chairman. He is also the Chief Executive Officer and the Chief Technology Officer. Mr. Nims has been active in the development of 3D technology over the past 32 years. Mr. Nims obtained his first patent in 3-Dimensional technology in 1974. From 1970 to 1984 he was involved with Nimslo Technology, Inc. in the development of various 3D technologies and global patents. From 1984 to 1990, he was affiliated with Fairhaven Group of Bermuda. From 1990 to 1995 he was primarily engaged in technology development outside the 3D field. From 1996 through July 2000, he was a director and officer of Visual Technologies Limited. Mr. Nims no longer participates with Visual Technologies Limited as an officer and director. Mr. Nims serves the Company on a full time basis.

         Paul F. Peters, Mr. Peters is a Director and the President of the Company. Former consultant (1996-1998) in various countries including China, Singapore, Indonesia, Saudi Arabia, Egypt, Argentina, Belgium, France, UK and The Netherlands. Mr. Peters was also formerly with the Bank of New England as a Financial/EDP (Electronic Data Processing) Auditor from approximately 1985-1987. He also has worked in the investment banking field, including Vice President for Lehman Brothers International Private Client Group and Chairman's Council Member from 1988-1995. Mr. Peters acted as the Director of Business Development for Visual Technologies Limited from approximately 1996 through June, 1999. During that time period Mr. Peters traveled globally developing a five-year plan and business model and negotiating global alliances and partnerships. Mr. Peters serves the Company on a full time basis.

         William M. Karszes, Ph.D., Dr. Karszes is a Director and the Chief Operating Officer, Executive Vice President, Research & Development and Manufacturing. From 1992 to 1999 Dr. Karszes served as President/Consultant, Plastic Associates, Inc. Dr. Karszes has over 30 years of experience in all forms of plastic processing. Prior to 1992, Dr. Karszes was employed by various multinationals including General Electric, Ciba Geigy, and Ameritech. Consulting clients included American Cyanamid, Polymer Group Inc. (PGI), AT&T, etc. Dr. Karszes joined the Company in November 1999 and serves on a full time basis.

         James Collins, From 1987 to date Mr. Collins has owned and operated Collins & Company which provides management accounting services to various Bermuda based companies, including shipping and real estate interests. Mr. Collins is a member of the Institute of Chartered Accountants and was a founding member of the Institute of Chartered Accountants for Bermuda. From 1973 to 1986 he was the treasurer and held other offices in TMX, Ltd., the international financial and distribution affiliate of Timex Corporation. He held several directorships within the group. He was also a former director of accounting services for Peat Marwick Mitchell. Mr.

Collins will act as the Chief Financial Officer and the Treasurer of the Company. It is intended Mr. Collins will serve the Company on an as needed basis.

Section 16(a) Beneficial Ownership Reporting Compliance

         Pursuant to Section 16(a) of the Exchange Act, the Company's directors, executive officers and any person holding 10% or more of its outstanding Common Stock are required to report their beneficial ownership and any changes therein to the Commission. Specific due dates for these reports have been established and the Company is required to report herein any failure to file such reports by those due dates. Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during its fiscal year ended June 30, 2001, its executive officers, directors and greater than 10% beneficial owners have not complied with all applicable Section 16(a) filing requirements.

Item 10.    Executive Compensation

         Summary Compensation Table. The following table shows, for the two years ended June 30, 2001, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for the year, to the Chief Executive Officer and the two highest paid executive officers ("Named Executive Officers").

                                       Annual Compensation
                                 ------------------------------- --------------------------- -------------
                                                                            Awards              Payouts
                                                                 --------------------------- -------------
                                                                  Restricted    Securities
                                                    Other annual     stock       underlying
Name and                                            compensation    award(s)      Options/       LTIP        All other
principal position        Year    Salary    Bonus       ($)           ($)        SARs (#)     payouts ($)  compensation
----------------------- -------- --------- ------- ------------- ------------- ------------- ------------- -------------
Paul F. Peters,          2001    $70,000   30,000       --            --            --            --            --
President                2000     70,000       --       --            --            --            --            --

Jerry Nims,              2001    $70,000   30,000       --            --            --            --            --
Chairman of the          2000     70,000       --       --            --            --            --            --
Board, CEO

William M. Karszes,      2001    $77,700   28,800       --            --            --            --            --
COO                      2000    120,000       --       --            --       400,000/1/         --            --

______________________
/1/   Options to purchase Class A common stock.

       Salaries have been paid to Messrs. Nims and Peters since July, 1999 and Dr. Karszes since November 1999. No salaries have been fixed for the other officers who will initially serve on a part-time basis.


Item 11.    Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, to the best of the Company's knowledge, as of October 31, 2001 with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.

                                       Number of                    Number of                  Percent of
Name and Address                        Class A      Percent of      Class B     Percent of   Total Voting
of Beneficial Owner                     Shares        Class A        Shares       Class B        Power
-------------------                  -------------- ------------- ------------- ------------  -------------
Visual Technologies Limited /1/         36,000,000       58.2%       10,000,000       100%         79.5%
#553, 12 Church St., Hamilton,
Bermuda

Electric & Gas Technology, Inc.          4,750,000/2/     7.3%               --        --           3.6%
13636 Neutron Road,
Dallas, Texas

Robert O. Safford. Sr.                  19,089,534/3/    27.6%               --        --          13.5%
10 Leopard Rd. Suite 101,
Paoli, PA 19301

_________________________________
/1/ Visual Technologies Limited is a privately held Bermuda corporation whose principal shareholders are:
       Jerry Nims          32.0%
       L'Ami Foundation    20.6%
/2/ Includes 250,000 shares of Class A common stock issuable pursuant to a convertible debenture which is convertible within 60 days of June 1, 2001. Electric & Gas Technology, Inc. is a publicly held Texas corporation. Following are the directors and principal officers shareholder percentage as of July 31, 2001 and as reported in Electric & Gas Technology's Form 10-K filed with the Securities and Exchange Commission on October 10, 2001.

                . S. Mort Zimmerman, Director, President and Chairman,    10.93%
                . Daniel A. Zimmerman, Director, Vice President,           4.66%
                . Edmund Bailey, Director, Vice President, CFO,            0.75%
                . Fred M. Updegraff, Director, Vice President, Treasurer,  1.11%

/3/ Includes 2,000,000 shares of Class A common stock issuable pursuant to options which were immediately exercisable on June 21, 2001.

       The following table presents the ownership of the Company's stock by all principal officers and directors as of October 31, 2001:

Name & Address of                   Amount & Nature of
Beneficial Owner/1/                  Beneficial Owner     Per Cent of Class
----------------                     ----------------     -----------------

Jerry C. Nims /2/                    36,000,000 Class A         58.2%
                                     10,000,000 Class B        100.0%

Paul F. Peters                               --                 --

William Karszes, Ph.D. /3/              400,000 Class A          0.8%

James Collins                                --                 --

All directors and executive
officers                             36,400,000 Class A         58.9%
as a group (4 person)                10,000,000 Class B        100.0%

_______________________________
/1/ The address of each officer and director is 4850 River Green Parkway, Duluth, Georgia 30096.
/2/ While Mr. Nims does not directly hold any shares in the Company, he is an indirect beneficial owner by owning approximately one-third (32.0%) of Visual Technologies Limited. Of the remaining 68% of Visual Technologies Limited, 20.6% is owned by L'Ami Foundation and the balance of 47.4% by more than 100 shareholders, none of whom individually owns more than 10%.
/3/ Represents 400,000 shares of Class A common stock issuable pursuant to options exercisable within sixty days of June 1, 2001.

Item 12.     Certain Relationships and Related Transactions

     As generally described under Item 1 "Description of Business" and Item 11 "Security Ownership of Certain Beneficial Owners and Management", there are deemed to be three affiliated entities which may have a material influence or relationship with the Company's operations, Visual Technologies Limited, Electric & Gas Technology, Inc. and Robert O. Safford Sr.

   . Upon formation and initial capitalization of the Company, Visual
     Technologies Limited contributed to the Company assets valued at $3,166,700. In consideration for these assets, Visual Technologies Limited received 30,000,000 class "A" and 10,000,000 class "B" shares in the Company. On June 1, 2001, Visual Technologies Limited received 6,000,000 class "A" shares of the Company as partial compensation for the termination of the License. As of June 30, 2001, Visual Technologies Limited held 58.2% of all class "A" shares of the Company and 100% of the class "B" shares which together represents 79.5% of the total voting power of the Company. Even if all present options and warrants outstanding were exercised and the convertible debentures were converted to class "A" shares by Electric & Gas Technology, Inc., Visual Technologies Limited would continue to hold 58% of the class "A" shares and all of the class "B" shares. As a result, Visual Technologies Limited is in control of the Company and will remain in control for the foreseeable future. Jerry C. Nims who is a principal officer in Orasee holds approximately one-third (1/3) of the shares in that entity.

   . Electric & Gas Technology, Inc. purchased 4,500,000 class "A" common shares in the Company for $500,000 cash. In addition Electric & Gas Technology, Inc. provided $500,000 to the Company by way of a convertible debenture. As of June 30, 2001, Electric & Gas Technology, Inc. held 7.3% of the class "A" shares and has conversion rights to acquire an additional 0.4%.

     Mr. Nims founded Visual Technologies Limited in 1996 and founded the Company in 1999. He acted as Chairman of Visual Technologies Limited until 2000 at which time he resigned to devote his full time to the Company.

     Mr. Peters was hired as an independent consultant by the Director of Business Development for Visual Technologies Limited from approximately 1996 through June, 1999. Mr. Peters traveled globally for two years as Director of Business Development for Visual Technologies Limited, developing a five-year plan and business model and negotiating global alliances and partnerships.

     On May 14, 2000, the Company purchased 303,260 shares of Visual Technologies Limited stock for $200,000 which shares represented 1.5% of Visual Technologies Limited's stock as of December 15, 2000. On June 1, 2001, these shares were transferred back to Visual Technologies Limited as partial consideration for termination of the License.

   . Electric & Gas Technology, Inc. should be considered as an affiliated company, as it has supplied interim capital financing to the Company. While Electric & Gas Technology, Inc. does not have a position on the Board of Directors or any management authority or rights in the Company, it does hold 7.3% of the issued and outstanding shares of the Company at the present time and by such shareholder position should be considered a control or affiliated party.

 . Robert O. Safford Sr. currently holds 17,089,534 shares of Class "A" common stock constituting 13.5% of the class and should be considered a control or affiliated party.

 . To the best knowledge of the Company, there are no other affiliated persons or related party contractual relationships other than described in this section and more fully set-out in other parts of this Report. Currently, the Company does not have a protocol for related party transactions.

Item 13.   Exhibits and Reports on Form 8-K

       The following is a complete list of exhibits filed as part of this Annual Report on Form 10-KSB, which Exhibits are incorporated herein.

    Exhibit No.        Exhibit Name
    -----------        ------------

        2              Plan of Reorganization and Financing Agreement*
       3(i)            Articles of Incorporation*
       3(ii)           By-laws*
        4              Convertible Debenture*

        * Incorporated by reference to Form 10-SB and amendments thereto File No. 028049 filed on November 12, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly organized.

                                               ORASEE CORP.
                                               (Registrant)

      November 26                                 /s/ Paul F. Peters
Date: ___________, 2001                       By:______________________________
                                                  Paul F. Peters
                                                  President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date                                Title                          Signature
----                                -----                          ---------
November 26                                                        /s/ Jerry C. Nims
___________, 2001          Chief Executive Officer (Principal      ___________________________________________
                           Executive Officer), Chairman            Jerry C. Nims
                           of the Board of Directors

November 26                                                        /s/ Paul F. Peters
___________, 2001          President, Director                     ___________________________________________
                                                                   Paul F. Peters

November 26                                                        /s/ William Karszes
___________, 2001          Chief Operating Officer, Executive      ___________________________________________
                           Vice President and Director             William Karszes

November 26                                                        /s/ James Collins
___________, 2001          Treasurer (Principle Financial          ___________________________________________
                           and Accounting Officer)                 James Collins


                                  ORASEE CORP.
                               (Formerly i3Dx.com)
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001

                                 C O N T E N T S

Independent Auditors' Report .............................................................................     F-3

Consolidated Balance Sheet ...............................................................................     F-4

Consolidated Statements of Operations ....................................................................     F-6

Consolidated Statements of Stockholders' Equity ..........................................................     F-7

Consolidated Statements of Cash Flows ....................................................................     F-9

Notes to the Consolidated Financial Statements ...........................................................    F-11

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors
Orasee Corp.
(Formerly i3Dx.com)
(A Development Stage Company)
Duluth, Georgia

We have audited the accompanying consolidated balance sheet of Orasee Corp. (formerly i3Dx.com) (a development stage company) as of June 30, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2001 and 2000 and from inception on June 18, 1999 through June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orasee Corp. (formerly i3Dx.com) (a development stage company) as of June 30, 2001 and the consolidated results of their operations and their cash flows for the years ended June 30, 2001 and 2000 and from inception on June 18, 1999 through June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company has suffered losses from operations since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
August 27, 2001

                                  ORASEE CORP.
                               (Formerly i3Dx.com)
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------

                                                                                                     June 30,
                                                                                                       2001
                                                                                                  --------------
CURRENT ASSETS
   Cash                                                                                           $      400,118
   Accounts receivable, net (Note 1)                                                                       4,181
   Inventory (Note 1)                                                                                    230,187
                                                                                                  --------------

     Total Current Assets                                                                                634,486
                                                                                                  --------------
FIXED ASSETS (Note 1)

   Machinery and equipment                                                                             3,166,700
   Office computers and equipment                                                                         52,767
   Less accumulated depreciation                                                                        (645,048)
                                                                                                  --------------

     Total Fixed Assets                                                                                2,574,419
                                                                                                  --------------
OTHER ASSETS

   License rights, net (Note 4)                                                                          938,249
   Deposits                                                                                               22,735
                                                                                                  --------------

     Total Other Assets                                                                                  960,984
                                                                                                  --------------

     TOTAL ASSETS                                                                                 $    4,169,889
                                                                                                  ==============

                                  ORASEE CORP.
                               (Formerly i3Dx.com)
                          (A Development Stage Company)
                     Consolidated Balance Sheet (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                        June 30,
                                                                                         2001
                                                                                 -----------------
CURRENT LIABILITIES

   Accounts payable and accrued expenses                                         $         220,437
   Payable - related party (Note 4)                                                        230,000
   Convertible debenture (Note 5)                                                          500,000
                                                                                 -----------------

     Total Current Liabilities                                                             950,437
                                                                                 -----------------
COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (Note 2)

   Common stock, class A; 90,000,000 shares authorized
   of $0.01 par value, 61,829,870 shares issued and
   outstanding                                                                             618,299
   Common stock, class B; 10,000,000 shares authorized
    of $0.01 par value, 10,000,000 shares issued and
    outstanding                                                                            100,000
   Additional paid-in capital                                                            8,645,181
   Stock subscription receivable (Note 7)                                               (1,206,000)
   Deficit accumulated during the development stage                                     (4,938,028)
                                                                                 -----------------

     Total Stockholders' Equity                                                          3,219,452
                                                                                 -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $       4,169,889
                                                                                 =================

                                  ORASEE CORP.
                               (Formerly i3Dx.com)
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                       From
                                                                                                   Inception on
                                                                                                     June 18,
                                                               For the Years Ended                1999 Through
                                                                     June 30,                        June 30,
                                                        --------------------------------------
                                                                2001                2000               2001
                                                        ------------------  ------------------  ------------------
NET SALES                                               $          279,774  $          335,291  $          615,065

COST OF GOODS SOLD                                                 133,362             115,550             248,912
                                                        ------------------  ------------------  ------------------

GROSS MARGIN                                                       146,412             219,741             366,153
                                                        ------------------  ------------------  ------------------

OPERATING EXPENSES

   General and administrative                                    1,609,153             751,221           2,360,374
   Research and development                                      1,563,717             662,167           2,225,884
   Depreciation and amortization                                   370,091             346,708             716,799
                                                        ------------------  ------------------  ------------------

     Total Operating Expenses                                    3,542,961           1,760,096           5,303,057
                                                        ------------------  ------------------  ------------------

OPERATING LOSS                                                  (3,396,549)         (1,540,355)         (4,936,904)
                                                        ------------------  ------------------  ------------------

OTHER INCOME (EXPENSES)

   Interest expense                                                (40,000)            (26,667)            (66,667)
   Interest income                                                  50,602              14,941              65,543
                                                        ------------------  ------------------  ------------------

     Total Other Income (Expenses)                                  10,602             (11,726)             (1,124)
                                                        ------------------  ------------------  ------------------

LOSS BEFORE INCOME TAXES                                        (3,385,947)         (1,552,081)         (4,938,028)

INCOME TAXES                                                             -                   -                   -
                                                        ------------------  ------------------  ------------------

LOSS BEFORE MINORITY INTEREST                                   (3,385,947)         (1,552,081)         (4,938,028)

MINORITY INTEREST                                                        -                   -                   -
                                                        ------------------  ------------------  ------------------

NET LOSS                                                $       (3,385,947) $       (1,552,081) $       (4,938,028)
                                                        ==================  ==================  ==================

BASIC LOSS PER COMMON
 SHARE (Note 1)                                         $            (0.08) $            (0.04)
                                                        ==================  ==================

                                  ORASEE CORP.
                               (Formerly i3Dx.com)
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity

                                                                                                                       Deficit
                                                                                                                     Accumulated
                                         Common                     Common            Additional       Stock          During the
                                      Class A Stock               Class B Stock        Paid-In      Subscription     Development
                                --------------------------  ------------------------
                                   Shares        Amount        Shares       Amount     Capital      Receivable          Stage
                                -----------   ------------  -----------   ----------  ------------  -------------   -------------
Balance at inception on
 June 18, 1999                            -  $           -              -  $       -  $          -  $           -   $          -

Common stock issued for
 machinery valued at
 approximately $0.08
 per share                       30,000,000        300,000     10,000,000    100,000     2,766,700              -              -

Common stock subscribed
 for at approximately
 $0.11 per share                  4,500,000         45,000              -          -       455,000       (500,000)             -

Net loss from inception on
 June 18, 1999 through
 June 30, 1999                            -              -              -          -             -              -              -
                              -------------  -------------  -------------  ---------  ------------  -------------   ------------

Balance, June 30, 1999           34,500,000        345,000     10,000,000    100,000     3,221,700       (500,000)             -

Cash received on stock
 subscription receivable                  -              -              -          -             -        500,000              -

Common stock issued for
 cash at approximately
 $0.50 per share                  4,665,383         46,654              -          -     2,287,345       (900,000)             -

Net loss for the year ended
 June 30, 2000                            -              -              -          -             -              -     (1,552,081)
                              -------------  -------------  -------------  ---------  ------------  -------------   ------------

Balance, June 30, 2000           39,165,383  $     391,654     10,000,000  $ 100,000  $  5,509,045  $    (900,000)  $ (1,552,081)
                              -------------  -------------  -------------  ---------  ------------  -------------   ------------

                                  ORASEE CORP.
                               (Formerly i3Dx.com)
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                                      Deficit
                                                                                                                      Accumulated
                                         Common                      Common            Additional      Stock           During the
                                      Class A Stock               Class B Stock         Paid-In     Subscription      Development
                                --------------------------  ------------------------
                                   Shares        Amount        Shares       Amount      Capital       Receivable         Stage
                                -----------   ------------  -----------   ----------   ---------    --------------    -----------
Balance, June 30, 2000            39,165,383  $   391,654     10,000,000  $  100,000   $5,509,045   $   (900,000)     $ (1,552,081)

Cash received on stock
 subscription receivable                   -            -              -           -            -        900,000                 -

July-October 2000, common
 stock issued for cash at
 $0.65 per share                   1,044,543       10,445              -           -      668,505              -                 -

October 2000 - June 2001,
 common stock issued for
 services rendered, valued at
 approximately $0.62 per
 share                               619,944        6,200              -           -      378,802              -                 -

February 7, 2001, common
 stock issued for cash at
 $0.167 per share                  6,000,000       60,000              -           -      942,000              -                 -

June 1, 2001, common
 stock issued for license
 rights valued at par value
 (see Note 4)                      6,000,000       60,000              -           -            -              -                 -

June 21, 2001, common
 stock issued for stock
 subscription receivable
 at $0.134 per share
 (see Notes 7 and 9)               9,000,000       90,000              -           -    1,116,000     (1,206,000)                -

June 21, 2001, common
 stock options granted below
 market value                              -            -              -           -       30,829              -                 -

Net loss for the year ended
 June 30, 2001                             -            -              -           -            -              -        (3,385,947)
                                 -----------  -----------    -----------  ----------   ----------   ------------      ------------

Balance, June 30, 2001            61,829,870  $   618,299     10,000,000  $  100,000   $8,645,181   $ (1,206,000)     $ (4,938,028)
                                 ===========  ===========    ===========  ==========   ==========   ============      ============

                                  ORASEE CORP.
                               (Formerly i3Dx.com)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows


                                                                                                              From
                                                                                                           Inception on
                                                                                                             June 18,
                                                                         For the Years Ended               1999 Through
                                                                                June 30,                     June 30,
                                                                  ---------------------------------
                                                                      2001                2000                2001
                                                                  --------------     --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                       $   (3,385,947)    $   (1,552,081)     $   (4,938,028)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Common stock issued for services rendered                           385,002                  -             385,002
     Options granted below market value                                   30,829                  -              30,829
     Depreciation and amortization                                       370,091            346,708             716,799
     Bad debts                                                                 -              3,776               3,776
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                           16,228            (24,185)             (7,957)
     (Increase) decrease in prepaids                                           -            (50,000)            (50,000)
     (Increase) decrease in inventory                                   (140,918)           (89,269)           (230,187)
     (Increase) decrease in deposits                                      76,000            (98,735)            (22,735)
     Increase (decrease) in accounts payable
      and accrued expenses                                               125,840             94,597             220,437
     Increase (decrease) in accounts payable -
      related party                                                      230,000                  -             230,000
                                                                  --------------     --------------      --------------

       Net Cash Used by Operating Activities                          (2,292,875)        (1,369,189)         (3,662,064)
                                                                  --------------     --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of license rights                                           (300,000)          (400,000)           (700,000)
   Purchase of investments                                                     -           (200,000)           (200,000)
   Purchase of fixed assets                                              (16,228)           (36,539)            (52,767)
                                                                  --------------     --------------      --------------

       Net Cash Used by Investing Activities                            (316,228)          (636,539)           (952,767)
                                                                  --------------     --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from convertible debenture                                         -            500,000             500,000
   Proceeds from sale of common stock                                  1,680,950          1,433,999           3,114,949
   Cash received on stock subscription receivable                        900,000            500,000           1,400,000
                                                                  --------------     --------------      --------------

       Net Cash Provided by Financing Activities                  $    2,580,950     $    2,433,999      $    5,014,949
                                                                  --------------     --------------      --------------

                                  ORASEE CORP.
                               (Formerly i3Dx.com)
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)

                                                                                                                  From
                                                                                                          Inception on
                                                                                                              June 18,
                                                                               For the Years Ended
                                                                                                          1999 Through
                                                                                   June 30,
                                                              --------------------------------------------------------
                                                                                                              June 30,
                                                                   2001                                2000
                                                              ------------------                     --------------
                                                                                                                   2001
                                                                                                     ------------------
NET INCREASE (DECREASE) IN CASH                               $          (28,153) $         428,271  $          400,118

CASH AT BEGINNING OF PERIOD                                              428,271                  -                   -
                                                              ------------------  -----------------  ------------------

CASH AT END OF PERIOD                                         $          400,118  $         428,271  $          400,118
                                                              ==================  =================  ==================

CASH PAID FOR:

   Income taxes                                               $                -  $               -  $                -
   Interest                                                   $           40,000  $          26,667  $           40,000

NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

   Common stock issued for machinery                          $                -  $               -  $        3,166,700
   Common stock issued for stock
     subscription receivable                                  $        1,206,000  $         900,000  $        2,606,000
   Common stock issued for services rendered                  $          385,002  $               -  $          385,002
   Investments and prepaids exchanged
    for license rights                                        $          250,000  $               -  $          250,000
   Common stock issued for license rights                     $           60,000  $               -  $           60,000

                                  ORASEE CORP.
                               (Formerly i3Dx.com)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             June 30, 2001 and 2000

NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

          a.  Organization

          Orasee Corp. (the Company) was incorporated under the laws of the State of Nevada on June 18, 1999 under the name of 3-Dx.com. On August 16, 1999, the Company filed an amendment to its articles of incorporation changing its name from 3-Dx.com to i3Dx.com. On November 7, 2000, the Company filed an amendment to its articles of incorporation changing its name from i3Dx.com to Orasee Corp. The Company is a developer of proprietary imaging software and output/production procedures, and a manufacturer of optical grade lenticular material. The Company has combined its proprietary software, output/production technology, and optical plastics into an integrated imaging system (system). The Company is currently marketing the system to the graphic arts industry as a solution for the production of dynamic imagery containing three dimensional and/or sequenced motion elements.

          The Company currently maintains a 33,000 square foot manufacturing and research facility in Duluth, Georgia.

          100PercentSports.com (Sports) was organized under the laws of the State of Nevada on December 10, 1999. Sports was incorporated with 100,000,000 authorized shares at $0.01 par value, consisting of 99,990,000 Class A shares with 49% of the voting rights and 10,000 Class B shares with 51% of the voting rights. Sports was formed to be an internet sports reporting company with a multilingual, athlete and country specific format.

          On December 21, 1999, the Company acquired 25,000,000 Class A common shares and 10,000 Class B common shares (management controlling shares) of Sports for $200,100. The shares acquired represents 84% of the outstanding voting shares of Sports at June 30, 2001.

          b. Cash and Cash Equivalents

          For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

          c. Accounts Receivable

          Accounts receivable are shown net of the allowance for doubtful accounts of $1,735 at June 30, 2001.

          d. Fixed Assets

          Fixed assets are stated at cost less accumulated depreciation. Depreciation on machinery is provided using the straight-line method over an expected useful life of ten (10) years. Depreciation on office computers and equipment is provided using the straight-line method over an expected life of five (5) years. Depreciation expense for the year ended June 30, 2001 was $325,008.

                                  ORASEE CORP.
                               (Formerly i3Dx.com)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             June 30, 2001 and 2000

NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

          e. Inventory

          Inventory consists of lenticular print film for use in the development of film and pictures and other raw materials. Inventory is stated at the lower of cost determined by the first-in, first-out method or market. At June 30, 2001, inventory consisted of the following:

                 Raw materials                   $   85,605
                 Finished goods                     144,582
                                                 ----------

                 Total Inventory                 $  230,187
                                                 ==========

          f. Accounting Method

          The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year end.

          g. Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          h. Advertising

          The Company follows the policy of charging the costs of advertising to expense as incurred.

          i. Credit Risks

          The Company maintains its cash accounts in one bank in Georgia. The Federal Deposit Insurance Corporation (FDIC) insures accounts to $100,000. The Company's account occasionally exceeds the insured amounts. The Company also maintains an account with Nations Funds which is not FDIC insured.

                                  ORASEE CORP.
                               (Formerly i3Dx.com)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             June 30, 2001 and 2000

NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

          j. Income Taxes

          At June 30, 2001, the Company had net operating loss carryforwards of approximately $4,500,000 that may be offset against future taxable income through 2021. No tax benefit has been reported in the consolidated financial statements as the Company is uncertain as to whether the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

          The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                            For the Years Ended
                                                                  June 30,
                                                     ---------------------------------
                                                          2001                2000
                                                     -------------         -----------
           Income tax benefit at statutory rate      $   1,127,186         $   588,509
           Change in valuation allowance                (1,127,186)           (588,509)
                                                     -------------         -----------

                                                     $           -         $         -
                                                     =============         ===========

          Deferred tax assets (liabilities) are comprised of the following:

                                                            For the Years Ended
                                                                  June 30,
                                                     ---------------------------------
                                                          2001                2000
                                                     -------------         -----------
           Income tax benefit at statutory rate      $   1,715,695         $   588,509
           Change in valuation allowance                (1,715,695)           (588,509)
                                                     -------------         -----------

                                                     $           -         $         -
                                                     =============         ===========

          Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

          k. Revenue Recognition

          Revenue is recognized upon shipment or delivery of finished goods to the customer.

          l. Principles of Consolidation

          The consolidated financial statements include the accounts of Orasee Corp. and 100PercentSports.com (Sports), a majority-owned (84%) subsidiary. All significant intercompany accounts and transactions have been eliminated in the consolidation.

                                  ORASEE CORP.
                               (Formerly i3Dx.com)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             June 30, 2001 and 2000


NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

          m. Basic Loss Per Share

          Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.


                                                   For the Years Ended
                                                         June 30,
                                              ------------------------------
                                                   2001           2000
                                              --------------  --------------

          Numerator: Net loss                 $  (3,385,947)  $  (1,552,081)

          Denominator:  Weighted average
           number of shares outstanding          43,150,341      35,385,450
                                              -------------   -------------

          Basic loss per share                $       (0.08)  $       (0.04)
                                              =============   =============

          Dilutive loss per share is not presented because they would have an antidilutive effect on the net loss per share calculation.

          n. Reclassifications

          Certain 2000 amounts have been reclassified to conform to the 2001 presentations.

          o. Change in Accounting Principles

          The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

          The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" this statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statement.

                                  ORASEE CORP.
                               (Formerly i3Dx.com)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             June 30, 2001 and 2000

NOTE 1 -       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

               o.  Change in Accounting Principle (Continued)

               The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principal had no material effect on the Company's consolidated financial statements.

               p.  Pronouncements Issued Not Yet Adopted

               In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.

               Statement 141:

               . Eliminates the pooling method for accounting for business combinations.

               . Requires that intangible assets that meet certain criteria be reported separately from goodwill.

               . Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

               Statement 142:

               . Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.

               . Requires, at a minimum, annual impairment tests for goodwill an other intangible assets that are determined to have an indefinite life.

                                  ORASEE CORP.
                               (Formerly i3Dx.com)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             June 30, 2001 and 2000

NOTE 1 -    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

            p.  Pronouncements Issued Not Yet Adopted (Continued)

            Upon adoption of these Statements, the Company is required to:

            . Re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangibles assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.

            . Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

            .    Write-off any remaining negative goodwill.

            The company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. The standards generally are required to be implemented by the Company in its 2002 financial statements.

            q.  Long-lived Assets

            In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any changes in estimated useful life are recorded prospectively and any impairment adjustments are recorded as expense in the period the impairment occurs. The Company's license rights (see Note 4) are assessed to determine the appropriateness of the useful life used for amortization and are assessed to determine whether or not impairment exists under both APB No. 17, Intangible Assets, and SFAS No. 121 by comparing the Company's progress in using these license rights to generate revenue compared to the Company's benchmark expectations. The amount of any impairment considered necessary would be determined by comparing the book value of the net assets to the fair value using methods such as the present-value of estimated future cash flows, sale value or other valuation methodologies available at the time.

                                  ORASEE CORP.
                               (Formerly i3Dx.com)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             June 30, 2001 and 2000

NOTE 2 -    STOCKHOLDERS' EQUITY

            The Company has authorized 90,000,000 shares of Class A common stock (Class A) and 10,000,000 shares of Class B common stock (Class B). Each class of stock is entitled to the following provisions as outlined below:

            Dividend Provisions
            -------------------

            The holders of shares of Class A shall be entitled to receive, when and as declared by the Board of Directors out of any funds at the time legally available thereof, forty-nine percent (49%) of all common stock dividends of the Company. Each share of Class A shall rank on parity with each other share of Class A with respect to dividends. Dividend payments to the holders of shares of Class A shall be payable in cash by delivery of a check to each entitled holder's address which is registered with the Secretary of the Company.

            The holders of shares of Class B shall be entitled to receive, when and as declared by the Board of Directors out of any funds at the time legally available thereof, fifty-one percent (51%) of all common stock dividends of the Company. Each share of Class B shall rank on parity with each other share of Class B with respect to dividends. Dividend payments to the holders of shares of Class B shall be payable in cash by delivery of a check to each entitled holder's address which is registered with the Secretary of the Company.

            Liquidation Provisions
            ----------------------

            In the event of any liquidation, dissolution or winding up of the Company, whether voluntary of involuntary, the Class A and Class B shall be entitled to receive an amount equal to forty-nine percent (49%) and fifty-one percent (51%), respectively, of the amount payable with respect to all classes of common stock distributed ratably to the holders of common stock.

            Voting Provisions
            -----------------

            The holders of shares of Class A and Class B shall be entitled to forty-nine percent (49%) and fifty-one percent (51%), respectively, of the votes then held on all matters of which the shareholders of the Company are entitled to vote.

NOTE 3 -    COMMITMENTS AND CONTINGENCIES

            On July 1, 1999, the Company entered into a seven (7) year lease agreement for office and warehouse space located in Duluth, Georgia. The lease obligation is currently $18,000 per month with annual increases in proportion to any increase in the CPI from the date the lease is signed.

                                  ORASEE CORP.
                               (Formerly i3Dx.com)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             June 30, 2001 and 2000

NOTE 4 -     LICENSE RIGHTS - RELATED PARTY

             On June 30, 1999, the Company acquired certain license rights from a related company (Licensor) in exchange for a license fee of five percent (5%) of gross sales attributable to the license rights. The license includes the exclusive rights in Canada, Mexico and the United States to manufacture and market animated and/or 3-dimensional photographic lenticular (micro-lens) images for the initial period of fifty (50) years without volume restrictions. The license may be renewed for a second fifty (50) years on like terms. The Company may also sub-license the licensed rights with written permission from the Licensor.

             On October 25, 1999, the license purchase agreement was amended to include an additional one-time fee of $400,000 to increase the scope of the license to include sheet fed lithographic technology.

             On June 1, 2001, the Company entered into a Termination of Asset and License Purchase Agreement (Termination Agreement) with Licensor in order to revise the original license purchase agreement. The terms of the Termination Agreement are as follows:

             1) The Company and Licensor agree to terminate the license royalties due under the original Agreement equal to 5% of the Company's gross sales.

             2) The Company and Licensor agree that the Company is entitled to pursue, on a global basis (not limited to the U.S., Canada and Mexico as originally agreed), the commercialization of all existing and future technology, including patents owned by Licensor and under the patenting process.

             3) The Company and Licensor agree that compensation from the
                Company to Licensor for termination of the original Agreement and expanded global use of Licensor's technology is as follows:
                a) 6,000,000 shares of the Company's Class A common stock, b) transfer of 303,260 shares of Licensor's common stock back to Licensor (the Company had previously purchased 303,260 shares of Licensor as an investment for $200,000), c) forfeiture by the Company of a $50,000 deposit previously paid to Licensor for materials, d) $300,000 cash, payable over two years with 10% per annum interest without prepayment penalty, and e) all future business ventures entered into by the Company and all new technology developed by the Company will be co-owned by Licensor and the Company on a 50/50 basis.

             The Company has made payments of $70,000 on the amount due to the Licensor. As a result, the balance owed to the Licensor as of June 30, 2001 is $230,000.

                                  ORASEE CORP.
                               (Formerly i3Dx.com)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             June 30, 2001 and 2000

NOTE 4 -     LICENSE RIGHTS - RELATED PARTY (Continued)

             Per Staff Accounting Bulletin (SAB) No. 40, the 6,000,000 shares issued as part of the Termination Agreement are valued at the par value of the stock ($60,000) which approximates Licensor cost. Per SAB No. 40, transfers of non-monetary assets to a company by a shareholder (Licensor is a shareholder of the Company) in exchange for stock should be recorded at the transferor's (Licensor's) historical cost basis determined under generally accepted accounting principles.

             The license rights will be amortized over their expected useful life of ten (10) years. Amortization expense on the license rights for the years ended June 30, 2001 and 2000 was $45,083 and $26,668, respectively.

                                                               June 30,
                                                                 2001
                                                             ------------

                  License rights                             $  1,010,000
                  Accumulated amortization                        (71,751)
                                                             ------------

                         Total                               $    938,249
                                                             ============

NOTE 5 -     CONVERTIBLE DEBENTURE

             On October 22, 1999, the Company issued a convertible debenture to a shareholder (holder) in exchange for $500,000 cash. At the sole option of the holder and upon thirty (30) days written notice, the holder has the right, at any time during the term of the debenture, to convert up to one hundred percent (100%) of the outstanding principal balance into Class A common stock of the Company at the conversion price of two dollars ($2.00) per share at any time prior to maturity. The term of the note is two (2) years and interest accrues at the rate of eight percent (8.0%) per year. The entire principal balance of the note is due October 22, 2001 and interest is due on a monthly basis. Interest expense on the convertible debenture was $40,000 for the year ended June 30, 2001.

NOTE 6 -     GOING CONCERN

             The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred operating losses from its inception through June 30, 2001. It has not established revenues sufficient to cover its operating costs which raises doubt about its ability to continue as a going concern. However, results of operations are within the expectations of management due to the early stage of the Company's existence. Management believes that revenues will be sufficient to cover and exceed operating costs by the end of fiscal year 2002. In the interim, management has obtained equity financing of approximately $2.2 million from February 2001 through August 2001 which management feels is sufficient to cover its operating costs until the Company becomes profitable.

                                  ORASEE CORP.
                               (Formerly i3Dx.com)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             June 30, 2001 and 2000

NOTE 7 -  COMMON STOCK TRANSACTIONS

          During the year ended June 30, 2000, the Company sold 4,665,383 shares of its common stock for cash of $1,433,999 and a stock subscription receivable of $900,000 (subsequently collected in August 2000) or an average price of $0.50 per share.

          During the period from July to October 2000, the Company sold 1,044,543 shares of its common stock for cash of $678,950 or $0.65 per share. During the period from October 2000 to June 2001, the Company issued 619,944 shares of its common stock for services rendered, valued at the cash price of the stock or an average price of $0.62 per share. On February 7, 2001 the Company sold 6,000,000 shares of its common stock for cash of $1,002,000 or $0.167 per share. On June 21, 2001, the Company sold 9,000,000 shares of its common stock for a stock subscription receivable of $1,206,000 (see Note 9) or $0.134 per share.

NOTE 8 -  COMMON STOCK OPTIONS AND WARRANTS

          Warrants
          --------

          On June 30, 1999, the Company issued 12-month warrants to purchase up to 2,500,000 shares of the Company's Class A common stock. The warrants are exercisable at $4.00 per share. The warrants were issued as additional consideration for purchasing stock for $500,000. The expiration on the warrants was extended to June 30, 2001 and have expired as of that date.

          On August 9, 1999, the Company granted warrants to purchase up to 500,000 shares of the Company's Class A common stock. The warrants are exercisable at $1.00 per share and expire on August 8, 2001.


                                    Number of         Weighted
                                    Warrants          Average         Weighted
                                 Outstanding at      Remaining        Average
                                    June 30,        Contractual       Exercise
               Exercise Price         2001             Life             Price
               --------------   ----------------  --------------- --------------

               $1.00                500,000            0.10          $   1.00


          The Company applies SFAS No. 123 for warrants issued, which requires the Company to estimate the fair value of each warrant issued at the grant date by using the Black-Scholes pricing model with the following assumptions:

               Risk-free interest rate                           5.07% - 5.79%
               Expected life                                         1-2 Years
               Expected volatility                                         68%
               Dividend yield                                             0.0

                                  ORASEE CORP.
                               (Formerly i3Dx.com)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             June 30, 2001 and 2000

NOTE 8 -       COMMON STOCK OPTIONS AND WARRANTS (Continued)

               Warrants (Continued)
               ---------

               As a result of applying SFAS No. 123, the Company had no additional expense during the years ended June 30, 2001 and 2000.

               Employee Stock Options
               ----------------------

               On November 1, 1999, the Company granted options to purchase up to 400,000 shares of the Company's Class A common stock. The options were granted as additional compensation to an employee of the Company. The options are exercisable at $1.00 per share and expire on October 31, 2003.

               On December 6, 1999, the Company granted options to purchase up to 1,000,000 shares of the Company's Class A common stock. The options were granted to the co-founders of 100Percent Sports.com (500,000 options each). The options are exercisable at $1.00 per share and expire on February 18, 2005. On December 1, 2000, 100,000 of these options (50,000 options each) were canceled and re-issued to a non-employee of the Company.

               On September 1, 2000, the Company granted options to purchase up to 25,000 shares of the Company's Class A common stock. The options were issued to an employee of the Company. The options are exercisable at $1.00 per share and expire on September 1, 2005.

               On September 14, 2000, the Company granted options to purchase up to 5,000 shares of the Company's Class A common stock. The options were issued to an employee of the Company. The options are exercisable at $1.00 per share and expire on September 14, 2005.

               On December 23, 2000, the Company granted options to purchase up to 35,000 shares of the Company's Class A common stock. The options were issued to employees of the Company. The options are exercisable at $1.00 per share and expire on December 23, 2005.

               The following tables summarize the information regarding employee stock options at June 30, 2001:

                      Options outstanding at June 30, 2000           1,400,000
                      Options granted                                   65,000
                      Options canceled                                (100,000)
                      Options exercised                                      -
                                                                  ------------

                      Options outstanding at June 30, 2001           1,365,000
                                                                  ============

                                  ORASEE CORP.
                               (Formerly i3Dx.com)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             June 30, 2001 and 2000

NOTE 8 -      COMMON STOCK OPTIONS AND WARRANTS (Continued)

              Employee Stock Options (Continued)
              ----------------------

                             Number of     Weighted                      Number of
                              Options       Average       Weighted        Options         Weighted
                            Outstanding    Remaining       Average     Exercisable at      Average
                Exercise     June 30,     Contractual     Exercise       June 30,         Exercise
                 Price         2001           Life          Price          2001             Price
              ------------  ------------  ------------  -------------  --------------   ------------
              $ 1.00        1,365,000        3.24         $ 1.00        1,365,000         $ 1.00

             The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company's net loss and basic loss per common share would have been unchanged to the pro forma amounts indicated below:

                                                                       June 30,
                                                            ------------------------------
                                                                 2001           2000
                                                            -------------  ---------------
                      Net loss as reported                  $  (3,325,538) $  (1,552,081)
                      Pro forma net loss                       (3,325,538)    (1,552,081)
                      Basic loss per share as reported              (0.08)         (0.04)
                      Pro forma basic loss per share                (0.08)         (0.04)

             The Company estimates the fair value of each stock option at the grant date and re-valuation date by using the Black-Scholes option pricing model based on the following assumptions:

                      Risk free interest rate                  4.93% - 6.07%
                      Expected life                                3-5 Years
                      Expected volatility                                45%
                      Dividend yield                                     0.0

             Non-Employee Options
             --------------------

             On November 1, 1999, the Company granted options to purchase up to 400,000 shares of the Company's Class A common stock. The options were granted as additional compensation to an employee of the Company. The options are exercisable at $1.00 per share and expire on October 31, 2003.

                                  ORASEE CORP.
                               (Formerly i3Dx.com)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             June 30, 2001 and 2000

NOTE 8 -  COMMON STOCK OPTIONS AND WARRANTS (Continued)

          Non-Employee Options (Continued)
          --------------------

          On November 15, 2000, the Company granted options to purchase up to 150,000 shares of the Company's Class A common stock. The options were issued to consultants of the Company. The options are exercisable at $1.00 per share and expire on November 15, 2005.

          On December 1, 2000, the Company granted options to purchase up to 100,000 shares of the Company's Class A common stock. The options are exercisable at $1.00 per share and expire on December 1, 2003.

          On December 23, 2000, the Company granted options to purchase up to 5,000 shares of the Company's Class A common stock. The options were issued to a consultant of the Company. The options are exercisable at $1.00 per share and expire on December 23, 2005.

          On February 20, 2001, the Company granted options to purchase up to 120,000 shares of the Company's Class A common stock. The optins were issued to a consultant of the Company. The options are exercisable at $1.00 per share and expire on February 20, 2006.

          On March 8, 2001, the Company granted options to purchase up to 300,000 shares of the Company's Class A common stock. The options were issued to a consultant of the company. The options are exercisable at $0.65 per share and expire on March 8, 2006.

          On May 9, 2001, the Company granted options to purchase up to 100,000 shares of the Company's Class A common stock. The options were issued to several consultants of the Company. The options are exercisable at $0.65 per share and expire on May 9, 2006.

          On June 21, 2001, the Company granted options to purchase up to 2,000,000 shares of the Company's Class A common stock. The options were issued to a consultant of the Company. The options are exercisable at $0.15 per share and expire on June 21, 2006.

          The options issued were to non-employees of the Company. The following tables summarize the information regarding non-employee options outstanding at June 30, 2001. All the options are exercisable at June 30, 2001.

                    Options outstanding at June 30, 2000               44,000
                    Options granted                                 2,775,000
                    Options exercised                                       -
                                                                  -----------

                    Options outstanding at June 30, 2001            2,819,000
                                                                  ===========

                    Weighted average exercise price of options
                     outstanding at June 30, 2001                 $      0.35
                                                                  ===========

                                  ORASEE CORP.
                               (Formerly i3Dx.com)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             June 30, 2001 and 2000


NOTE 8 -  COMMON STOCK OPTIONS AND WARRANTS (Continued)

          Non-Employee Options (Continued)
          --------------------

                          Number of      Weighted                    Number of
                           Options        Average      Weighted       Options       Weighted
                         Outstanding     Remaining      Average   Exercisable at     Average
            Exercise       June 30,     Contractual    Exercise       June 30,      Exercise
             Prices         2001           Life          Price         2001           Price
          ------------  -------------  -------------  -----------  --------------  ----------
          $   0.15       2,000,000        4.91        $   0.15      2,000,000      $  0.15
          $   0.65         400,000        4.71        $   0.65        400,000      $  0.65
          $   1.00         419,000        3.81        $   1.00        375,000      $  1.00

          The Company applies SFAS No. 123 for options issued to non-employees, which requires the Company to estimate the fair value of each option issued at the grant date by using the Black-Scholes pricing model with the following assumptions:

               Risk-free interest rate                             4.65% - 5.92%
               Expected life                                           3-5 Years
               Expected volatility                                    45% - 134%
               Dividend yield                                                0.0

          As a result of applying SFAS No. 123, the Company had an expense of $30,829 and $-0- during the years ended June 30, 2001 and 2000, respectively. The expense is included in the general and administrative amount in the statement of operations.

NOTE 9 -  SUBSEQUENT EVENT

          Subsequent to year end, the Company collected $970,000 on the stock subscription receivable.